Form 10-K
Morgan Stanley Bank of America Merrill Lynch Trust 2012-C6
filed 2014-04-14
CIK 1558013

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

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

    Not applicable.



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


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The mortgaged property securing 1880 Broadway/15 Central Park West Retail loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent audited net operating income of the significant obligor for the 2013 calendar year is $10,539,868.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.



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

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC discloses that material instances of noncompliance occurred with respect to the servicing criteria described in
Item 1122(d)(2)(vii) of Regulation AB. Such assessment of compliance is attached to this Form 10-K as Exhibit 33.3.

There were no instances of noncompliance for the transaction to which this Form 10-K relates that led to National Tax Search's determination that there were material instances of noncompliance at the platform level.

The remainder of the paragraphs in this response to Item 1122 were provided by National Tax Search, and references to the "Company" and "Management" in such paragraphs are references to National Tax Search and its management.

Material Instances of Noncompliance by the Company

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specificied [sic] in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied [sic] in transaction agreements.

Noncompliance
During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day [sic] calendar days of their original identification.

Remediation
Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)
(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.




Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement, dated as of October 1, 2012, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings, LLC, as Trust Advisor, U.S. Bank National Association as Trustee, and Wells Fargo Bank, National Association, as Custodian and Certificate Administrator. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on November 16, 2012 and incorporated by reference herein)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    33.2 Midland Loan Services, a Division of PNC Bank, National Association as Special
    Servicer
    33.3 National Tax Search, LLC as Servicing Function Participant
    33.4 Situs Holdings, LLC as Trust Advisor
    33.5 Wells Fargo Bank, N.A. as Master Servicer
    33.6 Wells Fargo Bank, N.A. as Certificate Administrator
    33.7 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    34.2 Midland Loan Services, a Division of PNC Bank, National Association as Special
    Servicer
    34.3 National Tax Search, LLC as Servicing Function Participant
    34.4 Situs Holdings, LLC as Trust Advisor
    34.5 Wells Fargo Bank, N.A. as Master Servicer
    34.6 Wells Fargo Bank, N.A. as Certificate Administrator
    34.7 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Midland Loan Services, a Division of PNC Bank, National Association as Special
    Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer
    35.3 Wells Fargo Bank, N.A. as Certificate Administrator
    35.4 Wells Fargo Bank, N.A. as Custodian



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


   Morgan Stanley Capital I Inc.
   (Depositor)


   /s/ Steven Stern
   Steven Stern, President
   (senior officer in charge of securitization of the depositor)


    Date:   April 14, 2014



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of October 1, 2012, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings, LLC, as Trust Advisor, U.S. Bank National Association as Trustee, and Wells
   Fargo Bank, National Association, as Custodian and Certificate Administrator. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on November 16, 2012 and incorporated by reference herein)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    33.2 Midland Loan Services, a Division of PNC Bank, National Association as Special
    Servicer
    33.3 National Tax Search, LLC as Servicing Function Participant
    33.4 Situs Holdings, LLC as Trust Advisor
    33.5 Wells Fargo Bank, N.A. as Master Servicer
    33.6 Wells Fargo Bank, N.A. as Certificate Administrator
    33.7 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    34.2 Midland Loan Services, a Division of PNC Bank, National Association as Special
    Servicer
    34.3 National Tax Search, LLC as Servicing Function Participant
    34.4 Situs Holdings, LLC as Trust Advisor
    34.5 Wells Fargo Bank, N.A. as Master Servicer
    34.6 Wells Fargo Bank, N.A. as Certificate Administrator
    34.7 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Midland Loan Services, a Division of PNC Bank, National Association as Special
    Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer
    35.3 Wells Fargo Bank, N.A. as Certificate Administrator
    35.4 Wells Fargo Bank, N.A. as Custodian


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